Form 10-K
period 2007-12-31
Wachovia Bank Commercial Mortgage Trust, Series 2007-C32
filed 2008-03-28
CIK 1401794

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-131262-09

      Wachovia Bank Commercial Mortgage Trust 2007-C32
      (exact name of issuing entity as specified in its charter)

      Wachovia Commercial Mortgage Securities, Inc.
      (exact name of the depositor as specified in its charter)

      Artesia Mortgage Capital Corporation
      Wachovia Bank, National Association
      (exact name of the sponsors as specified in its charter)



  New York                                54-2200268
  (State or other jurisdiction of         54-2200269
  incorporation or organization)          54-6755294
                                          54-6755295
                                          54-6755296
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

-------------------------------------------------------------------------------
                         Beacon D.C. & Seattle Pool Loan

   Property                                            Borrower Reported NOI
                                            (April 10,2007 - December 31, 2007)
-------------------------------------------------------------------------------

  Wells Fargo Center                                        $  12,159,135.90
  Washington Mutual Tower (1)                               $   9,574,525.30
  City Center Bellevue                                      $   5,669,728.56
  Sunset North                                              $   6,697,694.78
  Plaza Center and US Bank Tower                            $   5,437,604.55
  Eastgate Office Park                                      $   2,344,378.01
  Lincoln Executive Center Buildings I, II, III, A&B        $   2,723,394.44
  Plaza East                                                $   1,420,153.90
  Key Center                                                $   7,791,286.90
  One, Two & Three Lafayette Centre                         $  11,197,146.34
  Market Square (2)                                         $  16,923,401.63
  Army and Navy Club Building                               $   2,008,282.90
  Liberty Place                                             $   3,426,626.57
  Reston Town Center (3)                                    $  15,983,352.44
  1616 North Fort Myer Drive                                $   4,860,718.39
  1300 North Seventeenth Street (4)                         $   6,761,331.54
  Booz Allen Complex                                        $  11,710,023.51
  Polk & Taylor Buildings                                   $  15,837,501.02
  American Center                                           $   4,028,874.37
  11111 Sunset Hills Road                                   $   2,376,221.67
                                                     -----------------------
  Total                                                     $ 148,931,382.72

-------------------------------------------------------------------------------

  (1) Represents a 62.8% interest in the Washington Mutual Tower property
      (in which an affiliate of the borrower is a 62.8% partner), prior to payment of approximately $3,605,875 of annual debt service ($2,264,490 based on a 62.8% pro-rata portion) on approximately $79,250,000 of existing debt ($49,769,000 based on a 62.8% pro-rata portion).
  (2) Represents a 100% interest in the Market Square property, prior to payment of existing debt to affiliates of the borrower, and prior to disbursement of 70% of cash flows after debt service to an affiliate of the borrower, and 30% to a non-affiliate.
  (3) Represents the Net Operating Income of the Reston Town Center property prior to payment of approximately $12,226,005 of annual debt service on approximately $211,250,000 of existing debt.
  (4) Represents the Net Operating Income of the 1300 North Seventeenth Street property prior to payment of approximately $4,754,630 of annual debt service on approximately $77,347,410 of existing debt.

The Beacon D.C. & Seattle Pool mortgage loan constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB and as disclosed in the prospectus supplement for Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2007-C32. In accordance with Item 1112(b) of Regulation AB, the most recent un-audited net operating income of the significant obligor, as provided by the related borrower, was $148,931,382.72 (on an actual basis without adjustment except as noted in the footnotes to the chart above) for the period between the acquisition date, April 10, 2007, and the end of the fourth quarter, December 31, 2007.

The Cash Flow Assets and the Additional Property, as defined in the prospectus supplement for Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2007-C32 constitute a significant obligor but are not a significant obligor under Item 1101(k)(2) of Regulation AB. Total revenue, net operating income, total assets and total long-term obligations, required pursuant to Item 1112(b) of Regulation AB and Item 301 of Regulation S-K are displayed in the charts below:

-------------------------------------------------------------------------------
    Property Name                  Borrower Reported Net Operating Income
                                      2003                    2004
-------------------------------------------------------------------------------
Market Square (1)                $ 23,708,640           $ 23,025,123
Washington Mutual Tower (2)      $ 16,537,073           $ 16,488,332
Reston Town Center (3)           $ 16,708,954           $ 19,786,226
1300 North Seventeenth Street (4)$  6,893,756           $  6,638,448

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
    Property Name                  Borrower Reported Net Operating Income
                                      2005                    2006
-------------------------------------------------------------------------------
Market Square (1)                $ 20,808,432           $ 18,729,016
Washington Mutual Tower (2)      $ 16,274,293           $ 15,919,520
Reston Town Center (3)           $ 20,712,822           $ 21,366,057
1300 North Seventeenth Street (4)$  8,580,337           $  9,069,143

-------------------------------------------------------------------------------

(1) Represents a 100% interest in the Market Square property, prior to payment of existing debt to the related borrower, and prior to disbursement of 70% of cash flows after debt service to the borrower, and 30% to a non-affliate, as described in the Market Square Joint Venture section within the prospectus supplement.
(2) Represents a 62.8% interest in the Washington Mutual Tower property (in which an affiliate is a 62.8% partner), prior to the payment of approximately $3,605,875 of annual debt service ($2,264,490 on a 62.8% pro-rata portion on approximately $79,250,000 of existing debt ($49,769,000 based on a 62.8% pro-rata portion).
(4) Represents the Net Operating Income of the Reston Town Center property prior to payment of approxiamately $12,226,005 of annual debt service on approximately $211,250,000 of existing debt.
(5) Represents the Net Operating Income of the 1300 North Seventeenth Street property prior to payment of approximately $4,754,630 of annual debt service on approximately $77,347,410 of existing debt.

-------------------------------------------------------------------------------
    Property Name          Borrower Reported 2007       Borrower Reported 2007
                                Total Revenue (1)     Net Operating Income (1)
-------------------------------------------------------------------------------
Market Square                    $ 29,214,988.44        $ 16,923,401.63
Washington Mutual Tower *        $ 14,972,535.85 *      $  9,574,525.30 *
Reston Town Center               $ 24,948,762.70        $ 15,983,352.44
1300 North Seventeenth Street    $  9,960,036.25        $  6,761,331.54

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
    Property Name               Borrower Reported         Borrower Reported
                                 Total Assets (2)     Long-Term Obligations (2)
------------------------------------------------------------------------------
Market Square                   $ 514,279,038.95           $ 418,865,800.72
Washington Mutual Tower *       $ 306,962,526.18 *         $             -- *
Reston Town Center              $ 429,656,418.24           $ 217,153,567.10
1300 North Seventeenth Street   $ 179,926,144.30           $  78,471,098.41

-------------------------------------------------------------------------------

(1) According to the operating statements provided by the borrower for the period between the acquisition date, April 10, 2007 and the end of the fourth quarter, December 31, 2007.
(2) According to the balance sheet provided by the related borrower dated December 2007.
 * Borrower Reported Total Revenue and Net Operating Income was adjusted to reflect a 62.8% interest in the operating statements provided for property owner, Third and University Limited Partnership. Total Assets and Long Term Obligations are reported for the Borrower's 62.8% joint venture interest, WA-1201 Third Avenue, without adjustment. Third and University Limited Partnership reports total assets of $120,672,330 and total long-term obligations of $79,364,970 according to the balance sheet provided by the related borrower dated December 31, 2007.

Pursuant to Rule 12b-21 under the Securities Exchange Act of 1934, as amended, the Depositor has not included certain financial information including net operating income, net sales or operating revenues and income from continuing operations with respect to the Cash Flow Assets and the Additional Property for 2003, 2004, 2005, 2006 and the period between January 1, 2007 and April 10, 2007 and, with respect to each other Mortgaged Property, for the period between January 1, 2007 and April 10, 2007 (collectively the "Non-Provided Information"). The borrower did not own the Mortgaged Properties during the foregoing periods. The Mortgaged Properties (or equity interests in the owners thereof) were acquired by the borrower on April 10, 2007 from EOP Operating Limited Partnership and/or affiliates or subsidiaries thereof (collectively, "EOP/Blackstone"). The registrant and its affiliates are not affiliated with the borrower or EOP/Blackstone and the borrower is not affiliated with EOP/Blackstone. The Non-Provided Information was requested from the borrower, and the borrower indicated that it does not possess the Non-Provided Information.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated June 27, 2007 and amended June 28, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The report from Wachovia Bank, National Association noted the non-compliance with servicing criterion 1122(d)(2)(i), certain payments on pool assets were not deposited into the appropriate custodial accounts within the timeframe as specified in the transaction agreements. Those payments were deposited into the appropriate custodial bank accounts after those timeframes. Management does not believe that this failure to follow the transaction agreements resulted in any loss of control over trust assets or in any impact to investors. The company implemented additional controls in 2008 to better monitor these processes and correct the non-compliance. Also, with respect to servicing criterion 1122(d)(2)(ii), certain disbursements made via wire transfer were authorized by personnel for amounts greater than such personnel's approval limits. Management does not believe that this failure to follow internal procedures resulted in any incorrect wire transfers or in any impact to investors. The company implemented additional controls in 2007 to better monitor these processes and correct the non-compliance.

The report from KPMG LLP, Wachovia Bank, National Association's accountants, noted the non-compliance with respect to servicing criterion 1122(d)(2)(i), certain payments on pool assets were not deposited into the appropriate custodial bank accounts within the timeframe as specified in the transaction agreements. Also, the report noted that with respect to servicing criterion 1122(d)(2)(ii), certain disbursements made via wire transfer were authorized by personnel for amounts greater than such personnel's approval limits.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement dated as of June 1, 2007, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2007.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Centerline Servicing Inc. as Special Servicer under Beacon Seattle & DC Portfolio loan
    33.2 CWCapital Asset Management LLC as Special Servicer under DDR Southeast Pool Loan
    33.3 CWCapital Asset Management LLC as Special Servicer
    33.4 First American Commercial Real Estate Services, Inc.
    33.5 Global Realty Outsourcing, Inc.
    33.6 The Bank of New York Trust Company as Trustee under Beacon Seattle & DC Portfolio loan
    33.7 Wachovia Bank, National Association as Master Servicer
    33.8 Wachovia Bank, National Association as Master Servicer under DDR Southeast Pool Loan
    33.9 Wachovia Bank, National Association as Primary Servicer under Beacon Seattle & DC
    Portfolio Loan
    33.10 Wells Fargo Bank, N.A. as Trustee
    33.11 Wells Fargo Bank, N.A. as Custodian
    33.12 Wells Fargo Bank, N.A. as Master Servicer under Beacon Seattle & DC Portfolio loan
    33.13 Wells Fargo Bank, N.A. as Trustee under DDR Southeast Pool loan



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Centerline Servicing Inc. as Special Servicer under Beacon Seattle & DC Portfolio loan
    34.2 CWCapital Asset Management LLC as Special Servicer under DDR Southeast Pool Loan
    34.3 CWCapital Asset Management LLC as Special Servicer
    34.4 First American Commercial Real Estate Services, Inc.
    34.5 Global Realty Outsourcing, Inc.
    34.6 The Bank of New York Trust Company as Trustee under Beacon Seattle & DC Portfolio loan
    34.7 Wachovia Bank, National Association as Master Servicer
    34.8 Wachovia Bank, National Association as Master Servicer under DDR Southeast Pool
    Loan
    34.9 Wachovia Bank, National Association as Primary Servicer under Beacon Seattle & DC
    Portfolio Loan
    34.10 Wells Fargo Bank, N.A. as Trustee
    34.11 Wells Fargo Bank, N.A. as Custodian
    34.12 Wells Fargo Bank, N.A. as Master Servicer under Beacon Seattle & DC Portfolio loan
    34.13 Wells Fargo Bank, N.A. as Trustee under DDR Southeast Pool loan



   (35) Servicer compliance statement.



    35.1 Centerline Servicing Inc. as Special Servicer under Beacon Seattle & DC Portfolio loan
    35.2 CWCapital Asset Management LLC as Special Servicer
    35.3 Wachovia Bank, National Association as Master Servicer
    35.4 Wachovia Bank, National Association as Master Servicer under DDR Southeast Pool Loan
    35.5 Wachovia Bank, National Association as Primary Servicer under Beacon Seattle & DC
    Portfolio Loan
    35.6 Wells Fargo Bank, N.A. as Trustee
    35.7 Wells Fargo Bank, N.A. as Master Servicer under Beacon Seattle & DC Portfolio loan



   (99.1) Wachovia Mortgage Loan Purchase Agreement dated as of June 1, 2007, incorporated by reference from Exhibit 99.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2007.

   (99.2) Artesia Mortgage Loan Purchase Agreement dated as of June 1, 2007, incorporated by reference from Exhibit 99.2 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2007.

   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Wachovia Commercial Mortgage Securities, Inc.
   (Depositor)


   /s/ Charles L. Culbreth
   Charles L. Culbreth, Managing Director
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2008



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement dated as of June 1, 2007, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2007.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Centerline Servicing Inc. as Special Servicer under Beacon Seattle & DC Portfolio loan
    33.2 CWCapital Asset Management LLC as Special Servicer under DDR Southeast Pool Loan
    33.3 CWCapital Asset Management LLC as Special Servicer
    33.4 First American Commercial Real Estate Services, Inc.
    33.5 Global Realty Outsourcing, Inc.
    33.6 The Bank of New York Trust Company as Trustee under Beacon Seattle & DC Portfolio loan
    33.7 Wachovia Bank, National Association as Master Servicer
    33.8 Wachovia Bank, National Association as Master Servicer under DDR Southeast Pool Loan
    33.9 Wachovia Bank, National Association as Primary Servicer under Beacon Seattle & DC
    Portfolio Loan
    33.10 Wells Fargo Bank, N.A. as Trustee
    33.11 Wells Fargo Bank, N.A. as Custodian
    33.12 Wells Fargo Bank, N.A. as Master Servicer under Beacon Seattle & DC Portfolio loan
    33.13 Wells Fargo Bank, N.A. as Trustee under DDR Southeast Pool loan


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Centerline Servicing Inc. as Special Servicer under Beacon Seattle & DC Portfolio loan
    34.2 CWCapital Asset Management LLC as Special Servicer under DDR Southeast Pool Loan
    34.3 CWCapital Asset Management LLC as Special Servicer
    34.4 First American Commercial Real Estate Services, Inc.
    34.5 Global Realty Outsourcing, Inc.
    34.6 The Bank of New York Trust Company as Trustee under Beacon Seattle & DC Portfolio loan
    34.7 Wachovia Bank, National Association as Master Servicer
    34.8 Wachovia Bank, National Association as Master Servicer under DDR Southeast Pool Loan
    34.9 Wachovia Bank, National Association as Primary Servicer under Beacon Seattle & DC
    Portfolio Loan
    34.10 Wells Fargo Bank, N.A. as Trustee
    34.11 Wells Fargo Bank, N.A. as Custodian
    34.12 Wells Fargo Bank, N.A. as Master Servicer under Beacon Seattle & DC Portfolio loan
    34.13 Wells Fargo Bank, N.A. as Trustee under DDR Southeast Pool loan


   (35) Servicer compliance statement.



    35.1 Centerline Servicing Inc. as Special Servicer under Beacon Seattle & DC Portfolio loan
    35.2 CWCapital Asset Management LLC as Special Servicer
    35.3 Wachovia Bank, National Association as Master Servicer
    35.4 Wachovia Bank, National Association as Master Servicer under DDR Southeast Pool
    Loan
    35.5 Wachovia Bank, National Association as Primary Servicer under Beacon Seattle & DC
    Portfolio Loan
    35.6 Wells Fargo Bank, N.A. as Trustee
    35.7 Wells Fargo Bank, N.A. as Master Servicer under Beacon Seattle & DC Portfolio loan


   (99.1) Wachovia Mortgage Loan Purchase Agreement dated as of June 1, 2007, incorporated by reference from Exhibit 99.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2007.

   (99.2) Artesia Mortgage Loan Purchase Agreement dated as of June 1, 2007, incorporated by reference from Exhibit 99.2 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2007.